Form 10-K405
period 1999-12-31
MERRILL LYNCH DEPOSITOR INC PUBLIC STEERS SERIES 1998-1 TRUS
filed 2000-02-29
CIK 1073703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            -------------------------

         For the fiscal year ended:                      Commission file number:
               DECEMBER 31, 1999                               333-29015-03

                          MERRILL LYNCH DEPOSITOR, INC.
             (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 HLT-1 TRUST) (Exact name of registrant as specified in its charter)

       DELAWARE                                          13-3891329
   (State or other                                   (I. R. S. Employer
   jurisdiction  of                                  Identification No.)
    incorporation)

WORLD FINANCIAL CENTER,                                     10281
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

                  None.

ITEM 2.  PROPERTIES.

                  None.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

                  None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

                  Trustee's report in respect of the April 15, 1999 distribution to holders of the Public STEERS(R) Series 1998 HLT-1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on May 11, 1999

                  Trustee's report in respect of the October 15, 1999 distribution to holders of the Public STEERS(R) Series 1998 HLT-1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 6, 1999





                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            MERRILL LYNCH DEPOSITOR, INC.

         Date:    02/22/00                  By:      /s/ Barry Finkelstein
                                                     Name:    Barry Finkelstein
                                                     Title:   President