Form 10-K
period 2005-12-31
MERRILL LYNCH DEPOSITOR INC PUBLIC STEERS SERIES 1998-1 TRUS
filed 2006-03-30
CIK 1073703

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               -------------------


               For the fiscal year ended:     Commission file number:
                    December 31, 2005                001-13971


                          MERRILL LYNCH DEPOSITOR, INC.
             (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 HLT-1 TRUST) (Exact name of registrant as specified in its charter)


                      DELAWARE                     13-3891329
                  (State or other               (I. R. S. Employer
                  jurisdiction of               Identification No.)
                   incorporation)

               WORLD FINANCIAL CENTER,               10080
                  NEW YORK, NEW YORK               (Zip Code)
                (Address of principal
                  executive offices)


                               -------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

Public STEERS(R) Trust Certificates Series 1998 HLT-1, listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes [ ]                       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes [ ]                       No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]                       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                        [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                      Yes [ ]                       No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                      Yes [ ]                       No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

       PART I

       ITEM 1.   BUSINESS

                 For information with respect to the underlying securities held by Public STEERS(R) Series 1998 HLT-1 Trust, please refer to Hilton Hotels Corporation's (Commission file number 001-03427) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.

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

       ITEM 1A.  RISK FACTORS

                 Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities issuer may file in its Exchange Act reports as reports referenced in Item 1 above.

                 DISTRIBUTION OF UNDERLYING SECURITIES

                 If there is a payment default on the underlying securities or any other default on the underlying securities that results in an acceleration of their maturity, then the underlying securities will be distributed to you in accordance with the allocation ratio as described in the applicable prospectus supplement. In either case, the timing and amount of payments with respect to the principal of, premium on, if any, and any interest to be distributed in respect of the underlying securities may be materially and adversely affected. In addition, there can be no assurance that the market value of the underlying securities will not decline from the time of such occurrences to the time the underlying securities are distributed to you.

                 LIMITED ASSETS

                 The trust has no significant assets other than the underlying securities and the underlying securities are the sole assets of the trust that are available to make distributions in respect of the trust certificates. If the underlying securities are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                 GAMING REGULATION AND LICENSING

                 The ownership and operation of casino gaming facilities are subject to extensive governmental regulation. The underlying securities issuer holds gaming licenses or permits in each jurisdiction in which it operates gaming activities (each, a "Gaming License" and, collectively, "Gaming Licenses"). Gaming Licenses and related approvals, however, are deemed to be privileges under the laws of the jurisdictions in which the company conducts gaming activities, and no assurances can be given that any new Gaming Licenses that may be required in the future will be granted or that existing Gaming Licenses will not be revoked or suspended. There can be no assurance that such a revocation or suspension would not have a material adverse effect on the underlying securities issuer's business activities or results of operations.

                 NO MANAGEMENT OF UNDERLYING SECURITIES

                 Except as described herein, the trust will not dispose of any underlying security, regardless of adverse events, financial or otherwise, that may affect the value of the underlying securities or the underlying securities issuer. If there is a payment default on the underlying securities or any other default on the underlying securities that results in an acceleration of their maturity, the trust will deal with the underlying securities only in the manner provided in the applicable trust agreement. If such a default occurs, the applicable trust agreement will provide that the trustee will distribute underlying securities to you in accordance with the allocation ratio (as described in the applicable prospectus supplement) notwithstanding market conditions at that time, and the trustee will have no discretion to do otherwise.

                 CREDIT RISK

                 The trust certificates represent interests in obligations of a single obligor. In particular, the trust certificates will be subject to all the risks associated with a direct investment in unsecured debt obligations of the underlying securities issuer.

                 PAYMENTS IN RESPECT OF TRUST CERTIFICATES ARE UNSECURED

                 In a liquidation, holders of the underlying securities will be paid only after holders of secured obligations of the underlying securities issuer. According to the underlying securities prospectus, the underlying securities are general unsecured obligations of the underlying securities issuer, which rank on a parity with all other unsecured senior indebtedness of the underlying securities issuer, but which are effectively subordinated to the underlying securities issuer's existing and future senior secured indebtedness to the extent of the collateral therefor.

                 RATINGS OF THE TRUST CERTIFICATES SUBJECT TO CHANGE

                 At the time of issuance, the trust certificates had ratings assigned by Moody's and S&P equivalent to the ratings of the underlying securities as of the date of the applicable prospectus supplement. Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security in as much as such ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that the ratings will remain for any given period of time or that the ratings will not be revised or withdrawn entirely by the related rating agency if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) so warrant. A revision or withdrawal of such rating may have an adverse effect on the market price of the trust certificates.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

                 Not Applicable.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

                 Not Applicable.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                 (a) (1) Financial Statements: Not Applicable.

                 (a) (2) Financial Statement Schedules: Not Applicable.

                 (a) (3) List of Exhibits

                 The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                              31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                              99.1. Trustee's Annual Compliance Certificate dated February 21, 2006.

                              99.2.     Report of Deloitte & Touche LLP,
                                        Independent Registered Public Accounting
                                        Firm, dated March 24, 2006, Registrant's
                                        Assertion on Compliance with PPLUS
                                        Minimum Servicing Standards dated
                                        March 24, 2006 and PPLUS Minimum
                                        Servicing Standards.

                              99.3. Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2006, The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

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

                                                 MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                             By: /s/ Stephan Kuppenheimer
                                                    ---------------------------
                                                    Name:  Stephan Kuppenheimer
                                                    Title: President